Form 10-K
J.P. Morgan Mortgage Acquisition Trust 2007-CH4
filed 2008-03-28
CIK 1401828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-141607-08

               J.P. Morgan Mortgage Acquisition Trust 2007-CH4
          (Exact name of Issuing Entity as specified in its Charter)

                      J.P. Morgan Acceptance Corporation I
           (Exact name of depositor as specified in its Charter)

                        J.P. Mortgage Acquisition Corp
             (Exact name of sponsor as specified in its Charter)

                   Delaware                                  13-3475488
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
                 of registrant)                           of registrant)

          270 Park Avenue
         New York, New York                                    10017
(Address of principal executive offices                     (Zip Code of
         of registrant)                                      registrant)

            Issuing Entity's telephone number, including area code:
                               (212) 648-0364

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
     Form 10-K.         [ ]  Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]     Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filled by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not Applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders;
     (2) Any proxy or information statement; and (3) Any Prospectus filed pursuant to rile 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).

     Not Applicable.

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     ADDITIONAL ITEMS FOR REGULATION AB REQUIRED BY GENERAL INSTRUCTION J(2)

     ITEM 1112(b) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     ITEM 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

     JPMorgan Chase Bank, National Association provides an interest rate swap derivative instrument for the trust as disclosed in the 424(b)(5) filing dated June 15, 2007, Commission File Number 333-141607-08, CIK Number 0001401828. No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.

     ITEM 1117 of Regulation AB, Legal Proceedings.

     On March 26, 2008, the depositor was served with a class action lawsuit filed by Plumbers' & Pipefitters' Local #562 Supplemental Plan & Trust and Plumbers' & Pipefitters' Local #562 Pension Fund before the Supreme Court of the State of New York. The suit involves claims under section 11 of the Securities Act of 1933 for alleged false and misleading registration statements and prospectus supplements filed with the Commission between January 2006 and March 2007.

     ITEM 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously disclosed in a 424(b)(5) filing with the Commission on June 15,2007, Commission File Number 333-141607-08, CIK number 0001401828.

     ITEM 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

     ITEM 1123 of Regulation AB, Servicer Compliance Statement.

     Servicer compliance statements are attached hereto under Item 15.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits

        4 Instruments defining the rights of security holders.

        4 Pooling and Servicing Agreement dated as of May 1, 2007 among
          J.P Morgan Acceptance Corporation I, as depositor, J.P Morgan Mortgage Acquisition Corp., as seller, JPMorgan Chase Bank, National Association as servicer, Deutsche Bank National Trust Company, as trustee and Pentalpha Surveillance LLC, as trust oversight manager (incorporated herein by reference from Exhibit 99.1 of the Current Report on Form 8-K of the registrant, as filed with the commission on July 19, 2007, Commission File Number 333-141607-08, CIK number 0001401828.

        10 Incorporated by reference as Exhibit (4).

        31 Rule 13a-14(d)/15d-14(d) Certification.

        33 Reports on assessment of compliance with the servicing criteria for asset-backed securities.

        Exhibit 33.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 33.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.4 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        Exhibit 34.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 34.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.4 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        35 Servicer compliance statement.

        Exhibit 35.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 35.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

     (b) Exhibits identified in paragraph (a) above.

     (c) Not Applicable.

___________________________________
* Filed herewith.




                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:  /s/ Paul White
                                    Paul White
                                    President
                                    (Senior Officer in Charge of
                                    Securitization of the Depositor)

                                    J.P. Morgan Acceptance Corporation I,
                                    as Depositor on behalf of the Registrant






     Date: March 28, 2008

     EXHIBIT No.

     Exhibit Document

        4 Instruments defining the rights of security holders.

        4 Pooling and Servicing Agreement dated as of May 1, 2007 among
          J.P Morgan Acceptance Corporation I, as depositor, J.P Morgan Mortgage Acquisition Corp., as seller, JPMorgan Chase Bank, National Association as servicer, Deutsche Bank National Trust Company, as trustee and Pentalpha Surveillance LLC, as trust oversight manager (incorporated herein by reference from Exhibit 99.1 of the Current Report on Form 8-K of the registrant, as filed with the commission on July 19, 2007, Commission File Number 333-141607-08, CIK number 0001401828.

        10 Incorporated by reference as Exhibit (4).

        31 Rule 13a-14(d)/15d-14(d) Certification.

        33 Reports on assessment of compliance with the servicing criteria for asset-backed securities.

        Exhibit 33.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 33.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.4 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        Exhibit 34.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 34.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.4 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        35 Servicer compliance statement.

        Exhibit 35.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 35.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

     (b) Exhibits identified in paragraph (a) above.

     (c) Not Applicable.

___________________________________
* Filed herewith.